Form 10-K
period 2003-12-31
RESIDENTIAL ASSET MORT PRODUCT GMACM LOAN SER 2003-AR1
filed 2004-03-30
CIK 1264853

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2003

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-104662-05

Residential Asset Mortgage Products, as Depositor Providing Issuance of GMACM Mortgage Pass-Through Certificates 2003-AR1
(Exact name of registrant as specified in its charter)

Delaware                          41-1955181
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

8400 Normandale Lake Blvd.
Bloomington, MN                                          55437
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           952-857-7000

GMACM MORTGAGE PASS-THROUGH CERTIFICATES
 Series 2003-AR1
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
      Yes           X - No


                                    PART I

Item 1.  Business

      Information not provided pursuant to no action request.

Item 2.  Properties

      Pursuant to no action request, GMAC Mortgage Corporation's
      (the "Servicer") Annual Statement as to Compliance, dated
      March 15, 2004 is filed as Exhibit 99.1 under Item 15(a) hereof.

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters

      There is no established public trading marker for the Securities.

      As of December 31, 2003, the Trust had Less than 300 holders of record of the Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

      The remaining information is not provided pursuant to no action request.

Item 6.  Selected Financial Data.

      Information not provided pursuant to no action request.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Information not provided pursuant to no action request.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      See the Servicer's Annual Statement of Compliance that is filed as Exhibit
      99.1 under Item 15(a) hereof; see also report dated March 24, 2004 prepared by the Servicer's independent accountant, concerning the Servicer's servicing activities that is filed as Exhibit 99.2 under Item 15(a) hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.

      Not applicable.

Item 9A.  Controls and Procedures

      Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information not provided pursuant to no action request.

Item 11.  Executive Compensation

      Information not provided pursuant to no action request.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information required by Item 201(d) of Regulation S-K is not applicable. Remaining information not provided pursuant to no action request.

Item 13.  Certain Relationships and Related Transactions.

      Information not provided pursuant to no action request.

Item 14. Principal Accounting Fees and Services.

      Not applicable.


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
               31   Rule 13a-14(a)/15d-14(a) Certifications
               99.1 Annual Statement of Compliance
               99.2 Report of Independent Accountants
               99.3 Report of Management


      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      October 19, 2003, November 19, 2003, December 19, 2003



      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GMACM MORTGAGE PASS-THROUGH CERTIFICATES
 Series 2003-AR1

      /s/  Keith Richardson

      Name:  Keith Richardson

      Title:  Attorney-in-Fact

      Company:  JPMorgan Chase Bank, as Trustee

      Date:  March 30, 2004




























                    EXHIBIT INDEX
     Exhibit Number Description
               31   Rule 13a-14(a)/15d-14(a) Certifications
               99.1 Annual Statement of Compliance
               99.2 Report of Independent Accountants
               99.3 Report of Management

       EXHIBIT 31

Sarbanes-Oxley Certification

I, Keith Richardson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMACM MORTGAGE PASS-THROUGH CERTIFICATES
 Series 2003-AR1

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:


GMAC Mortgage Corporation, as Servicer




Date:               March 30, 2004

Signature:          /s/  Keith Richardson

Company:            JPMorgan Chase Bank, as Trustee

Title:              Attorney-in-Fact



       EXHIBIT 99.1 -- Servicer's Annual Statement of Compliance

GMAC Mortgage

JPMorgan Institutional Trust Services
Attn: Keith Richardson
227 W. Monroe Street, 26th Floor
Chicago, IL 60606

Re: 2003 Servicer Certification
RAMP 2003-AR1

I, William J. Maguire, certify that:

1. Based on my knowledge, the information in the Annual Statement of Compliance, the Annual Independent Public Accountant's Servicing Report and all servicing reports, officer's certificates and other information relating to the servicing of the Mortgage Loans submitted to the Trustee taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the date of this certification;

2. The servicing information required to be provided to the Trustee by the Servicer under the Servicing Agreement has been provided to the Trustee,

3. I am responsible for reviewing the activities performed by the Servicer under the Servicing Agreement and based upon the review required by the Servicing Agreement, and except as disclosed in the Annual Statement of Compliance or the Annual Independent Public Accountant's Servicing Report, the Servicer has, as of the date of this certification fulfilled its obligation under the Servicing Agreement; and

4. I have disclosed to the Company's certified public accountants all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers of similar standard as set forth in the Servicing Agreement.


Servicer: GMAC Mortgage Corporation
By: /S/  William J. Maguire
Name: William J. Maguire
Title: Senior Vice President
Date: March 15, 2004




       EXHIBIT 99.2 -- Report of Independent Accountants


PriceWaterhouseCoopers LLP
125 High Street
Boston, MA 02110
Telephone (617) 530 5000
Facsimile (617) 530 5001


Report of Independent Auditors

To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31,2003 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
Our examination does not provide a legal determination on the Company's compliance with the standards.

In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/S/  PriceWaterhouseCoopers LLP

March 24,2004



       EXHIBIT 99.3 -- Report of Management

GMAC Mortgage

Exhibit 1

	   Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 19, 2004

As of and for the year ended December 31, 2003, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for the same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $125,000,000 and $100,000,000, respectively.

/S/  David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp

/s/  Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp